Form 10-K
period 2003-12-31
CHASE CREDIT CARD OWNER TRUST 2003-1
filed 2004-03-30
CIK 1212755

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

   X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 _____     SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2003

                                       OR

 _____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________

                        Commission file number 333-84400

                  Chase Credit Card Owner Trust 2003-1 (issuer)
           Chase Manhattan Bank USA, National Association (depositor)
             (Exact name of registrant as specified in its charter)


USA                                                     22-238028
(State or Other Jurisdiction of                         (IRS Employer
Incorporation or Organization)                          Identification Number)

White Clay Center, Building 200, Newark, DE             19711
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:     (302) 575-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                   Name of Each Exchange of Which Registered
       NONE                                             N/A

Securities registered pursuant to Section 12(g) of the Act:

      NONE
(Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the last 90 days:
YES    X                            NO
    -------                            -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. X
                                                               -----

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

         The registrant has no voting or non-voting common equity outstanding as of the date of this report. The registrant is a trust that has issued notes.

                      DOCUMENTS INCORPORATED BY REFERENCE.
         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

         None.

Introductory Note

         Chase Credit Card Owner Trust 2003-1 (the "Trust") was formed pursuant to a Trust Agreement (the "Agreement") between Chase Manhattan Bank USA, National Association (the "Bank"), as depositor, and an unrelated trustee (the "Trustee"). The Trust is the issuer of two classes of publicly offered asset backed notes (the "Notes"). The Trust files reports pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in letters dated January 16, 1991 and March 14, 1991, submitted to the Office of the Chief Counsel with respect to Chase Credit Card Master Trust (f/k/a "Chemical Master Credit Card Trust I"). Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

Part I

Item 1.           Business

         Omitted.

Item 2.           Properties

         The Trust is the holder of the Series 2003-1 Asset Backed Certificate issued by Chase Credit Card Master Trust, which was transferred to it by the Bank, and certain deposit accounts.

         The aggregate Investor Default Amount for the year ended December 31, 2003 was $90,784,373.00. There were no Investor Charge-offs for the same period. As of December 31, 2003, Accounts designated for the Master Trust having an aggregate balance of $498,868,199.00, or 1.37% of all Receivables, were delinquent 30 - 60 days; Accounts having an aggregate balance of $378,768,146.00, or 1.04% of all Receivables, were delinquent 60 - 90 days; and Accounts having an aggregate balance of $750,570,394.00, or 2.06% of all Receivables, were delinquent 90 days or more.

         The aggregate amount of interest distributions made to the Noteholders for the year ended December 31, 2003 was $20,995,074. No principal distributions were made to the Noteholders.


Item 3.           Legal Proceedings

         The registrant knows of no material pending legal proceedings with respect to the Trust, the Trustee or the Bank.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of Securityholders during the fiscal year covered by this report.

Part II

Item 5.           Market for Registrant's Common Equity and Related Stockholders
                  Matters

         The registrant has no voting stock or class of common stock outstanding as of the date of this report. The Bank is the beneficial owner of the Trust and the assets of the Trust are represented by the series certificate registered in the name of the Trust. To the knowledge of the registrant, the Notes are traded in the over-the-counter market to a limited extent.

         As of December 31, 2003, all of the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Notes are credited, who may or may not be the beneficial owners of the Notes.

         The records provided to the Trust by DTC indicate that as of December 31, 2003, the number of holders of record for each class of Notes issued by the Trust was as follows:

         Class                                       No. of Holders
         -----                                       --------------
         A                                           10
         B                                           2
         C                                           8

Item 6.           Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Omitted.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.           Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Part III

Item 10.          Directors and Executive Officers of the Registrant

         Omitted.

Item 11.          Executive Compensation

         Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2003, there were the following holders of record with more than 5% of each class of Notes:

---------------------------------------------------------------------------------------------------------------------
Chase Credit Card Owner Trust     Name & Address of Participant                          Original Note       % Class
Series 2003-1                                                                        Principal Balance
---------------------------------------------------------------------------------------------------------------------
Class A                           UBS AG                                              $    285,000,000        22.62%
                                  677 Washington Blvd
                                  Stamford, CT  06901
---------------------------------------------------------------------------------------------------------------------
                                  State Street Bank and Trust Company                 $    268,230,000        21.29%
                                  1776 Heritage Dr.
                                  Global Corporate Action Unit JAB 5NW
                                  No. Quincy, MA 02171
---------------------------------------------------------------------------------------------------------------------
                                  The Bank of New York                                $    239,750,000        19.03%
                                  One Wall Street
                                  New York, NY  10286
---------------------------------------------------------------------------------------------------------------------
                                  JPMorgan Chase Bank                                $     166,210,000        13.19%
                                  Proxy/Class Actions/Bankruptcy
                                  14201 Dallas Pkwy
                                  Dallas, TX  75254
---------------------------------------------------------------------------------------------------------------------
                                  Mellon Trust of New England, NA                    $     116,920,000         9.28%
                                  525 William Penn Place, Suite 3148
                                  Pittsburgh, PA  15259
---------------------------------------------------------------------------------------------------------------------
                                  Citibank, N.A.                                     $     109,375,000         8.68%
                                  3800 Citibank Center B3-15
                                  Tampa, FL  33610
---------------------------------------------------------------------------------------------------------------------
Class B                           Deutsche Bank Trust Company Americas                $     65,000,000        61.90%
                                  648 Grassmere Park Road
                                  Nashville, TN  37211
---------------------------------------------------------------------------------------------------------------------
                                  JPMorgan Chase Bank                                 $     40,000,000        38.10%
                                  Proxy/Class Actions/Bankruptcy
                                  14201 Dallas Pkwy
                                  Dallas, TX  75254
---------------------------------------------------------------------------------------------------------------------
Class C                           Citibank, N.A.                                      $     30,000,000        22.22%
                                  3800 Citibank Center B3-15
                                  Tampa, FL  33610
---------------------------------------------------------------------------------------------------------------------
                                  JPMorgan Chase Bank                                 $     30,000,000        22.22%
                                  Proxy/Class Actions/Bankruptcy
                                  14201 Dallas Pkwy
                                  Dallas, TX  75254
---------------------------------------------------------------------------------------------------------------------
                                  State Street Bank and Trust Company                 $     28,200,000        20.89%
                                  1776 Heritage Dr.
                                  Global Corporate Action Unit JAB 5NW
                                  No. Quincy, MA 02171
---------------------------------------------------------------------------------------------------------------------
                                  Sumitomo Trust & Banking Co. (U.S.A.)               $     20,000,000        14.81%
                                  527 Madison Avenue
                                  New York, NY  10022
---------------------------------------------------------------------------------------------------------------------
                                  Wachovia Securities, LLC/Custody                   $      10,000,000         7.41%
                                  One New York Plaza
                                  New York, NY  10292
---------------------------------------------------------------------------------------------------------------------
                                  The Bank of New York                                $      9,950,000         7.37%
                                  One Wall Street
                                  New York, NY  10286
---------------------------------------------------------------------------------------------------------------------
                                  Brown Brothers Harriman & Co.                       $      6,600,000         4.89%
                                  63 Wall Street, 8th Fl.
                                  New York, NY  10005
---------------------------------------------------------------------------------------------------------------------


Item 13.          Certain Relationships and Related Transactions       None.

Part IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports of Form 8-K

                (a) Exhibits.

                The following documents are filed as part of this Annual Report on Form 10-K.

                Exhibit Number:          Description:
                ---------------          ------------

                99.1 Annual Servicer's Certificate of the Master Trust pursuant to Section
                                         3.05 of the Agreement.

                99.2 Annual Certification of the Administrator for the Owner Trust.

                99.3                     Management Report on Internal
                                         Controls of the Master Trust.

                99.4                     Management Report on Internal
                                         Controls of the Owner Trust.

                99.5 Annual Independent Accountants Report of the Master Trust pursuant to
                                         Section 3.06 of the Agreement.

                99.6                     Annual Independent Accountants
                                         Report of the Owner Trust.

                99.7                     Certification pursuant to Section
                                         302 of the Sarbanes-Oxley
                                         Act of 2002.

                (b) Reports on Form 8-K.

                           The following reports were filed on Form 8-K during
the last quarter of 2003:


                Date             Items Reported        Financial Statements
                ----             --------------        --------------------
                09/16/2003       5, 7                  Monthly report to Noteholders
                                                       dated 9/15/2003

                10/17/2003       5, 7                  Monthly report to Noteholders
                                                       dated 10/15/2003

                11/19/2003       5, 7                  Monthly report to Noteholders
                                                       dated 11/17/2003

                12/18/2003       5, 7                  Monthly report to Noteholders
                                                       dated 12/15/2003

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 30, 2004


                            Chase Credit Card Owner Trust 2003-1

                            by: Chase Manhattan Bank USA, National Association, as Administrator


                            By:  /s/ Patricia M. Garvey
                            -----------------------------------
                            Name:  Patricia M. Garvey
                            Title: Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.


No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Noteholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Noteholders subsequent to the filing of this report.

                                INDEX TO EXHIBITS

                  Exhibit Number:            Description:
                  ---------------            ------------

                  99.1 Annual Servicer's Certificate of the Master Trust pursuant to
                                             Section 3.05 of the Agreement.

                  99.2 Annual Certification of the Administrator for the Owner Trust.

                  99.3                       Management Report on Internal
                                             Controls of the Master Trust.

                  99.4                       Management Report on Internal
                                             Controls of the Owner Trust.

                  99.5 Annual Independent Accountants Report of the Master Trust pursuant to Section 3.06 of the Agreement.

                  99.6                       Annual Independent Accountants
                                             Report of the Owner Trust.

                  99.7 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.